Form 10-Q
period 2002-03-31
ROYALTY MORTGAGE INCOME FUNDS III
filed 2002-06-06
CIK 864602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________
Commission file number 33-35235

                        Royalty Mortgage Income Fund III
                       (A California Limited Partnership)
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

California                                                       77-00252256
----------                                                       -----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                       686 East Bullard Avenue, Suite 105
                            Fresno, California 93710
                            ------------------------
                    (Address of principal executive offices)

                                 (559) 261-9002
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     As a result of the uncertainties previously reported, the General Partner's current management is concerned that it does not have complete access to all information and records relevant to the Registrant's business, operations and financial condition during the period prior to the acquisition of the General Partner by Baraban Holdings Corporation ("BHC") on November 1, 1992. The accounting treatment for certain transactions during that period may affect the accounting treatment for certain transactions during the three months ending March 31, 2002. In addition, current management believes that it may not be in possession of certain financial records of the Registrant. Pursuant to Rule 12b-21 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has included in this report only such information as is currently possessed by the Registrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002.

     Current management believes that it may not be in possession of certain financial records of the Registrant and is concerned that it does not have complete access to all information and records relevant to the Registrant's business, operations and financial condition during the period prior to the acquisition of the General Partner by BHC on November 1, 1992. Pursuant to Rule 12b-21 promulgated under the Exchange Act, the Registrant has included in this report only such information as is currently possessed by the Registrant.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

               None.

        (b) Reports on Form 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ROYALTY MORTGAGE INCOME FUND III
                                  A California limited partnership
                                  686 East Bullard Avenue, Suite 105
                                  Fresno, California  93710


                                  By:   ROYALTY MANAGEMENT CORPORATION
                                  Its:  General Partner


Date:   May 15, 2002              By:
                                        ----------------------------------
                                                 Victoria Nino
                                                 Assistant Secretary