Form 10-Q
period 2002-06-30
ROYALTY MORTGAGE INCOME FUNDS III
filed 2002-08-09
CIK 864602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 33-35235

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

                       686 East Bullard Avenue, Suite 105
                            Fresno, California 93710
                       -----------------------------------
                    (Address of principal executive offices)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     As a result of the uncertainties previously reported, the General Partner's current management is concerned that it does not have complete access to all information and records relevant to the Registrant's business, operations and financial condition during the period prior to the acquisition of the General Partner by Baraban Holdings Corporation ("BHC") on November 1, 1992. The accounting treatment for certain transactions during that period may affect the accounting treatment for certain transactions during the three months ending June 30, 2002. In addition, current management believes that it may not be in possession of certain financial records of the Registrant. Pursuant to Rule 12b-21 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has included in this report only such information as is currently possessed by the Registrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002.

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

                                        ROYALTY MORTGAGE INCOME FUND III
                                        A California limited partnership
                                        686 East Bullard Avenue, Suite 105
                                        Fresno, California 93710

                                        By:   ROYALTY MANAGEMENT CORPORATION
                                        Its:  General Partner

Date:   August 7, 2002                  By:
                                              ----------------------------
                                                     Victoria Nino
                                                  Assistant Secretary